Form 10-Q
period 1996-03-31
CSA INCOME FUND LIMITED PARTNERSHIP II
filed 1996-05-10
CIK 809224

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996

	OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________


Commission file number   0-17091


                CSA Income Fund Limited Partnership II
	(Exact name of registrant as specified in its charter)


          Massachusetts                    04-2932178
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)       Identification No.)


22 Batterymarch St., Boston, Massachusetts             02109
(Address of principal executive offices)            (Zip Code)


                          (617) 357-1700
        (Registrant's telephone number, including area code)



         Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes:   X    No:

PART I - FINANCIAL INFORMATION
CSA INCOME FUND LIMITED PARTNERSHIP II

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF FINANCIAL POSITION AS OF MARCH 31, 1996 (UNAUDITED) AND
DECEMBER 31, 1995
______________________________________________________________________
                                   (Unaudited)
                                  March 31, 1966     December 31, 1995
Assets

Cash and cash equivalents         $    873,224        $  1,021,366
Rentals receivable                      25,318              21,109
Accounts receivable-affiliates         133,277             133,277
Sales proceeds receivable                  729              46,367

Rental equipment, at cost            7,042,559           6,996,398
Less accumulated depreciation       (5,404,050)         (5,217,222)
Net rental equipment                 1,638,509           1,779,176

Total assets                      $  2,671,057        $  3,001,295

Liabilities and partners'
   capital

Accrued management and
  reimbursable fees               $     16,239        $     17,710
Accounts payable                        17,343              12,904
Sales tax payable                        2,791               1,591
Deferred income                          8,164               4,836
Notes payable                          673,473             803,137
Limited recourse notes payable          73,203              71,382
 Total liabilities                     791,213             911,560

Partners' capital (deficit):
 General Partner:
  Capital contributions                  1,000               1,000
  Cumulative net income (loss)             774                (613)
  Cumulative cash distributions       (157,596)           (154,111)
                                      (155,822)           (153,724)

 Limited Partners (78,785 units):
  Capital contributions,
   net of offering costs            17,563,265          17,563,265
  Cumulative net loss                   76,670             (60,615)
  Cumulative cash distributions    (15,604,269)        (15,259,191)
                                     2,035,666           2,243,459
    Total Partners' capital          1,879,844           2,089,735

Total liabilities and
  partners' capital               $  2,671,057        $  3,001,295

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF OPERATIONS (UNAUDITED) AS OF MARCH 31, 1996 AND 1995
_____________________________________________________________________


                                     1996                   1995
Revenue:
 Rental income                   $   384,685            $   676,999
 Interest income                       9,437                 12,456
 Gain on sale of equipment               424                 20,579

  Total revenues                     394,546                710,034


Costs and expenses:
 Depreciation                        190,873                422,485
 Interest                             22,022                 19,104
 Management fees                      19,234                 33,791
 General and administrative           23,745                 21,516
  Total expenses                     255,874                496,896

Net income                       $   138,672            $   213,138

Net income allocation:
 General Partner                 $     1,387            $     2,131
 Limited Partners                    137,285                211,007
                                 $   138,672            $   213,138

Net income per Limited
 Partnership Unit                $      1.74            $      2.68

Number of Limited Partnership
 Units                                78,785                 78,785


CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF CASH FLOWS (UNAUDITED) AS OF MARCH 31, 1996 AND 1995
_____________________________________________________________________


                                     1996                    1995
Cash flows from operations:
 Cash received from rental
  of equipment                  $   362,525             $   599,873
 Cash paid for operating and
  management expenses               (38,811)               (117,406)
 Interest paid                      (13,880)                (12,301)
 Interest received                    9,437                  12,456
  Net cash from operations          319,271                 482,622

Cash flows from investments:
 Purchase of equipment              (47,295)                   -
 Sale of equipment                   56,289                 563,180
  Net cash from (used for)
    investments                       8,994                 563,180

Cash flows from financing:
 Repayment of notes payable        (127,843)               (381,336)
 Payment of cash distributions     (348,564)               (348,564)
  Net cash used for financing      (476,407)               (729,900)

Net change in cash and
 cash equivalents                  (148,142)                315,902
Cash and cash equivalents
 at beginning of period           1,021,366                 790,245
Cash and cash equivalents
 at end of period               $   873,224             $ 1,106,147


CSA INCOME FUND LIMITED PARTNERSHIP II
NOTE TO FINANCIAL STATEMENTS
______________________________________________________________________

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership II as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP II
GENERAL PARTNER'S DISCUSSION OF OPERATIONS
______________________________________________________________________

Gross rental income was $384,685 and $676,999 and net income was $138,672 and $213,138 for the quarters ended March 31, 1996 and 1995, respectively. The decrease in gross rental income and net income is attributable to the expected occurrence of reduced rental rates for re-leased equipment and to the ongoing sale of equipment from the Partnership's portfolio. The effect of lower rental revenue on net income was partially offset by lower levels of depreciation as the result of the remarketing of fully depreciated equipment.

The Partnership generated $375,560 in cash flow from operations and from the sale of equipment during the three months ended March 31, 1996. This cash and cash on hand were used primarily to make a cash distribution to the Limited Partners and pay down debt. Notes payable was reduced by $127,843 during the first quarter of 1996 and the cash distribution paid to Limited Partners was $345,078.

The Partnership's results of operations and liquidity in future periods will be dependent upon the addition of leased equipment, the sale and/or release of equipment as it comes off lease and the level of debt service. Approximately 65% of the remaining leases in the Partnership's portfolio are scheduled to expire by December 31, 1996, with the balance expiring at various dates through 1998.

The Partnership distributed $4.38 per Limited Partnership Unit on February 15, 1996. To date, the Partnership has made cash distributions to the Limited Partners ranging from 78% to 87% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on the investment by continued distributions for as long as the equipment continues to be leased. However, revenue generated by the Partnership from lease renewals and remarketings after the initial lease term have been lower than anticipated as a result of rapid obsolescence in high technology equipment. As a result, the General Partner presently estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General Partner will continue to report on the Limited Partners' return of investment with each cash distribution.

CSA INCOME FUND LIMITED PARTNERSHIP II
PART II
______________________________________________________________________

Item 1 - Legal Proceedings
	None
Item 2 - Changes in Securities
	None
Item 3 - Defaults Upon Senior Securities
	None
Item 4 - Submission of Matters to a Vote of Security Holders
	None
Item 5 - Other Information
	None
Item 6 - Exhibits and Reports on Form 8-K
	(a)  Exhibits - none.
	(b)  Reports on Form 8-K - none.

SIGNATURES
______________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CSA Income Fund Limited
                        Partnership II (Registrant)
                       By its General Partner,
                        CSA Income Funds, Inc.





Date:                             /s/ J. Frank Keohane
                                  President and
                                  Principal Executive Officer






Date:                             /s/ Richard F. Sullivan
                                  Vice President,
                                  Principal Accounting and
                                  Finance Officer