Form 10-Q
period 1996-06-30
CSA INCOME FUND LIMITED PARTNERSHIP II
filed 1996-08-15
CIK 809224

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996

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

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF FINANCIAL POSITION AS OF JUNE 30, 1996
(UNAUDITED) AND DECEMBER 31, 1995
______________________________________________________________________
                                  (Unaudited)
                                  June 30,             December 31,
                                  1996                 1995
Assets

Cash and cash equivalents         $     158,732        $  1,021,366
Rentals receivable                       51,505              21,109
Accounts receivable - affiliates         78,669             133,277
Sales proceeds receivable                  -                 46,367

Rental equipment, at cost             6,261,825           6,996,398
Less accumulated depreciation        (3,865,838)         (5,217,222)
Net rental equipment                  2,395,987            1,779,176

 Total assets                      $  2,684,893         $  3,001,295


Liabilities and partners' capital

Accrued management and
  reimbursable fees                $    22,255          $     17,710
Accounts payable                        10,281                14,495
Deferred income                          6,832                 4,836
Notes Payable                          833,859               803,137
Limited recourse notes payable          75,070                71,382
Total liabilities                      948,297               911,560

Partners' capital:
  General Partner (deficit):
   Capital contributions                 1,000                 1,000
   Cumulative net gain (loss)            2,827                  (613)
   Cumulative cash distributions      (161,081)             (154,111)
                                      (157,254)             (153,724)
  Limited Partners (78,785 units):
   Capital contributions,
     net of offering costs          17,563,265           17,563,265
   Cumulative net gain (loss)          279,932              (60,615)
   Cumulative cash distributions   (15,949,347)         (15,259,191)
                                     1,893,850            2,243,459
Total Partners' capital              1,736,596            2,089,735

Total liabilities and
  partners' capital               $  2,684,893         $  3,001,295

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1996 AND 1995
______________________________________________________________________
                             THREE MONTHS               SIX MONTHS
                           1996        1995         1996        1995
Revenues:
 Rental income        $   502,923 $   454,938  $   887,608 $ 1,131,937
 Interest income            3,678      17,041       13,115      29,497
 Gain on sale
  of equipment             34,629      20,941       35,053      41,520
    Total revenues        541,230     492,920      935,776   1,202,954

Costs and expenses:
 Depreciation             274,103     251,095      464,976     673,580
 Interest                  22,518      17,864       44,540      36,968
 Management fees           25,146      22,805       44,380      56,596
 General and
  administrative           14,148      20,684       37,893      42,200
    Total expenses        335,915     312,448      591,789     809,344

Net income            $   205,315 $   180,472  $   343,987 $   393,610

Net income allocation:
 General Partner      $    2,053  $     1,805  $     3,440 $     3,936
 Limited Partners        203,262      178,667      340,547     389,674
                      $  205,315  $   180,472  $   343,987 $   393,610

Net income per
 Limited Partnership
 Unit                 $     2.58  $      2.27  $      4.32 $      4.95

Number of Limited
 Partnership Units        78,785       78,785       78,785      78,785

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1996 AND 1995
______________________________________________________________________
                            THREE MONTHS               SIX MONTHS
                          1996        1995         1996        1995
Cash flows from
  operations:
 Cash received from
  rental of
  equipment          $  549,288  $   564,776  $   911,813 $ 1,164,649
 Cash paid for
  operating and
  management expenses    (43,131)    (75,672)     (81,942)   (193,078)
 Interest paid           (14,564)     (9,363)     (28,444)    (21,664)
 Interest received         3,678      17,041       13,115      29,497
   Net cash from
    operations           495,271     496,782      814,542     979,404

Cash flow from
  investments:
 Sale of equipment        75,910     275,910      132,199     839,090
 Purchase of
  equipment           (1,099,362)       -      (1,146,657)       -
   Net cash from
    (used by)
    investments       (1,023,452)    275,910   (1,014,458)    839,090

Cash flows from
  financing:
 Proceeds from
  notes payable          318,056        -         318,056        -
 Repayment of
  notes payable         (155,803)   (143,687)    (283,646)   (525,023)
 Payment of cash
  distributions         (348,564)   (348,564)    (697,128)   (697,128)
   Net cash used
    by financing        (186,311)   (492,251)    (662,718) (1,222,151)

Net change in cash
 and cash
 equivalents            (714,492)    280,441     (862,634)    596,343
Cash and cash
 equivalents
 at beginning of
 period                  873,224   1,106,147   1,021,366     790,245
Cash and cash
 equivalents
 at end of period     $  158,732 $ 1,386,588 $   158,732 $ 1,386,588
</TABLE

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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership II as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented therein.


CSA INCOME FUND LIMITED PARTNERSHIP II
GENERAL PARTNER'S DISCUSSION OF OPERATIONS
______________________________________________________________________

Gross rental income was $502,923 and $454,938 and net income was $205,315 and $180,472 for the quarters ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and June 30, 1995, gross rental income was $887,608 and $1,131,937 and net income was $343,987 and $393,610, respectively. Gross rental income and net income increased slightly during the three months ended June 30, 1996 due primarily to the addition of new equipment as the Partnership selectively continues to seek out lease investment opportunities. For the six month periods, the decrease in gross rental income is attributable to the expected occurrence of reduced rental rates for re-leased equipment and to the ongoing sale of equipment from the Partnership's portfolio partially offset by the new lease activity in the second quarter.

The Partnership generated $946,741 from operations and sale of equipment during the six months ended June 30, 1996. This cash and amounts on hand were used to purchase equipment and to make distributions to the partners. Equipment purchases were $1,146,657 and cash distributions of $697,128 were paid to the partners.

The Partnership's results of operations and liquidity in future periods will be dependent upon the addition of leased equipment, the sale and/or release of equipment as it comes off lease and the level of debt service.

The Partnership paid a quarterly distribution to the Limited Partners in the amount of $4.38 per unit on May 15, 1996. To date, the Partnership has made cash distributions to the Limited Partners ranging from 80% to 89% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on investment by continued distributions for as long as the equipment continues to be leased. However, revenues generated from the Partnership from lease renewals and remarketings after the initial lease term have been lower than anticipated as a result of rapid technological obsolescence in high technology equipment. As a result, the General Partner presently estimates that the continued cash distributions may not fully return the entire initial investment of the Limited Partners and/or a return thereon. The General Partner will continue to report on the Limited
Partners' return of investment with each cash distribution.


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

Item 3 - Defaults Upon Senior Securities
     None

Item 4 - Submission of Matters to a Vote of Security Holders
     None

Item 5 - Other Information
     None

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 27.  Financial Data Schedule.

     (b) Reports on Form 8-K - No reports have been filed on Form 8-K during this quarter.


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

                      CSA Income Fund Limited
                        Partnership II (Registrant)
                      By its General Partner,
                        CSA Income Funds, Inc.





Date: August 9, 1996                   /s/ J. Frank Keohane
                                       President and
                                       Principal Executive Officer


Date: August 9, 1996                   /s/ Richard F. Sullivan
                                       Vice President
                                       Principal Accounting and
                                       Finance Officer




