Form 10-Q
period 1996-09-30
CSA INCOME FUND LIMITED PARTNERSHIP II
filed 1996-11-15
CIK 809224

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

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

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF FINANCIAL POSITION AS OF SEPTEMBER 30, 1996
(UNAUDITED) AND DECEMBER 31, 1995
______________________________________________________________________
                                  (Unaudited)
                                  September 30,        December 31,
                                  1996                 1995
Assets

Cash and cash equivalents         $    269,583         $  1,021,366
Rentals receivable                      65,565               21,109
Accounts receivable affiliates          77,515              133,277
Sales proceeds receivable                  525               46,367

Rental equipment, at cost            5,619,837            6,996,398
Less accumulated depreciation       (3,355,475)          (5,217,222)
 Net rental equipment                2,264,362            1,779,176
  Total assets                    $  2,677,550         $  3,001,295


Liabilities and partners' capital

Liabilities:
 Accrued management
    and reimbursable fees         $      8,885         $     17,710
 Accounts payable                       10,834               14,495
 Deferred income                         1,556                4,836
 Notes payable                       1,028,650              803,137
 Limited recourse notes payable         76,107               71,382
  Total liabilities                  1,126,032              911,560

Partners' capital:
 General Partner (deficit):
  Capital contributions                  1,000                1,000
  Cumulative net income (loss)           4,462                 (613)
  Cumulative cash distributions       (164,568)            (154,111)
                                      (159,106)            (153,724)
 Limited Partners (78,785 units):
  Capital contributions,
   net of offering costs            17,563,265           17,563,265
  Cumulative net income (loss)         441,785              (60,615)
  Cumulative cash distributions    (16,294,426)         (15,259,191)
                                     1,710,624            2,243,459
Total Partners' capital              1,551,520            2,089,735

Total liabilities and
  partners' capital               $  2,677,550         $  3,001,295

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTH
PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
______________________________________________________________________
                             THREE MONTHS               NINE MONTHS
                           1996        1995         1996        1995
Revenues:
Rental income         $   516,935 $   514,040  $ 1,404,543 $ 1,645,977
Interest income             1,364      16,962       14,479      46,459
Gain on sale
 of equipment              12,189      84,155       47,242     125,675
  Total revenues          530,488     615,157    1,466,264   1,818,111

Costs and expenses:
Depreciation              296,845     238,069      761,821     911,649
Interest                   24,449      16,485       68,989      53,453
Management fees            25,847      25,703       70,227      82,299
General and
 administrative            19,859      25,309       57,752      67,509
  Total expenses          367,000     305,566      958,789   1,114,910
Net income            $   163,488 $   309,591  $   507,475 $   703,201

Net income
 allocation:
  General Partner     $     1,635 $    3,096   $     5,075 $     7,032
  Limited Partners        161,853    306,495       502,400     696,169
                      $   163,488 $  309,591   $   507,475 $   703,201


Net income per
Limited Partnership
Unit                  $      2.05 $     3.89   $      6.38 $      8.84

Number of Limited
Partnership Units          78,785     78,785        78,785      78,785

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND NINE MONTH
PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
______________________________________________________________________
                            THREE MONTHS               NINE MONTHS
                          1996        1995         1996        1995
Cash flows from
  operations:
Cash received from
  rental of
  equipment          $   508,661 $   475,428  $ 1,432,037 $ 1,640,077
Cash paid for
   operating and
  management expenses    (58,523)    (41,696)    (140,465)   (234,774)
Interest paid            (24,449)     (8,817)     (68,989)    (30,481)
Interest received          1,364      16,962       14,479      46,459
  Net cash from
    operations           427,053     441,877    1,237,062   1,421,281

Cash flow from
  investments:            99,521      67,050      236,251     906,140
Purchase of equipment   (262,985)   (179,191)  (1,409,642)   (179,191)
  Net cash from (used
    by) investments     (163,464)   (112,141)  (1,173,391)    726,949

Cash flows from financing:
Proceeds from
  notes payable          429,071      89,426      747,127      89,426
Repayment of notes
  payable               (233,243)   (102,957)    (516,889)   (627,980)
Payment of cash
  distributions         (348,566)   (348,564)  (1,045,692) (1,045,692)
  Net cash from (used
    by) financing       (152,738)   (362,095)    (815,454) (1,584,246)

Net change in cash and
 cash equivalents        110,851     (32,359)    (751,783)    563,984
Cash and cash equivalents
 at beginning of
 period                  158,732   1,386,588    1,021,366     790,245
Cash and cash equivalents
     at end of period $  269,583 $ 1,354,229   $  269,583  $1,354,229
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

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership II as of September 30,
1996 and December 31, 1995 and the results of operations and cash flows for the periods presented therein.


CSA INCOME FUND LIMITED PARTNERSHIP II
GENERAL PARTNER'S DISCUSSION OF OPERATIONS
______________________________________________________________________

Gross rental income was $516,935 and $514,040 and net income was $163,488 and $309,591 for the quarters ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and September 30, 1995, gross rental income was $1,404,543 and $1,645,977 and net income was $507,475 and $703,201, respectively. For the nine month period, the decrease in gross rental income is attributable to the expected occurrence of reduced rental rates for re-leased equipment and to the ongoing sale of equipment from the Partnership's portfolio. The lower rental revenue and the lower level of gains on sale of equipment in 1996 was offset by correspondingly lower levels of depreciation, resulting in a slight decrease in net income from 1995.

The Partnership generated $1,473,313 in cash flow from operations and the sale of equipment during the nine months ended September 30, 1996.
This cash was used to make distributions to the partners, purchase equipment and pay down debt. Cash distributions of $1,045,692 were paid to partners, the Partnership acquired $1,409,642 of additional equipment and notes payable was reduced by $516,889.

The intended life of the Partnership contained in the original prospectus was seven to ten years. The Partnership has been in operation in excess of nine years and the General Partner feels that it is in the best interest of the Partnership and Limited Partners to begin the wind-up of the Partnership during the fourth quarter of 1996. The General Partner will be analyzing all remaining leases so that they can be remarketed or sold at the maximum potential return. This process will extend into 1997, when the final distribution is projected to be paid.

The Partnership paid a quarterly distributions to the Limited Partners in the amount of $4.38 per unit on August 15, 1996. To date, the Partnership has made cash distributions to the Limited Partners ranging from 80% to 89% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on this investment by continued distributions as long as the equipment continues to be leased. However, revenues generated by the Partnership from lease renewals and remarketings after the initial lease terms were lower than anticipated as a result of rapid technological obsolescence in high technology equipment. Consequently, the General Partner previously estimated that the continued cash distributions may not fully return the entire initial investment to all Limited Partners and/or a return thereon. Currently, it is expected, but subject to the winding-up process, that total projected returns will approximate 95% to 100% of the Limited Partners' initial investment.


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

                      CSA Income Fund Limited
                        Partnership II (Registrant)
                      By its General Partner,
                        CSA Income Funds, Inc.





Date: November 14, 1996                /s/ J. Frank Keohane
                                       President and
                                       Principal Executive Officer


Date: November 14, 1996                /s/ Richard F. Sullivan
                                       Vice President
                                       Principal Accounting and
                                       Finance Officer

