Form 10-K
period 1996-12-31
CSA INCOME FUND LIMITED PARTNERSHIP II
filed 1997-03-28
CIK 809224

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            Commission file number 0-17091
December 31, 1996

                CSA Income Fund Limited Partnership II
        (Exact name of registrant as specified in its charter)


     Massachusetts                              No.  04-2932178
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

22 Batterymarch St., Boston, MA                    02109
(Address of principal executive offices)          Zip Code

Registrant's telephone number, including area code:   (617) 357-1700
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:   78,785
              Units of Limited Partnership Interest

Indicate by check whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Number of shares outstanding of each registrant's classes of securities:
                                                       Number of Units
     Title of Each Class                          at December 31, 1996
Units of Limited Partnership                                    78,785
Interest:  $250 per unit

                 DOCUMENTS INCORPORATED BY REFERENCE
          Portions of Part IV are incorporated by reference
            to Post-Effective Amendment No. 1 to Form S-1,
                     Registration No. 33-11272

The Exhibit index is located on pages 20 and 21.

                           Part I
Item 1.     Business

CSA Income Fund Limited Partnership II (the "Partnership") is a limited partnership organized under the provisions of The Massachusetts Uniform Limited Partnership Act. The Partnership is composed of CSA Income Funds, Inc., the General Partner (an affiliate of CSA Financial Corp.), and 1,817 Limited Partners owning 78,785 Units of Limited Partnership Interest of $250 each, the capital contributions of which aggregated $19,689,570 at December 31, 1996. The Partnership was formed on
September 17, 1986 and commenced operations on June 26, 1987.
The Partnership terminated its public offering on June 30, 1988.

The intended life of the Partnership contained in the original
Partnership Prospectus was seven to ten years. The Partnership has been in operation in excess of nine years. The General Partner informed the Limited Partners in the 1996 Third Quarter Financial Report mailed on November 14, 1996 that the Partnership was winding up and that the Partnership would be dissolved in 1997. The General
Partner is currently reviewing all remaining leases and equipment for disposition and realization of maximum potential proceeds for the Partnership.

The Partnership was organized to engage in the business of acquiring income-producing equipment for investment. The Partnership's principal objectives were:

1. To acquire and lease Equipment, primarily through Operating Leases, to generate income during its entire useful life;

2.     To provide quarterly distributions of cash to the Limited
       Partners from leasing revenues and from the proceeds of sale or other disposition of Partnership Equipment; and

3. To reinvest in additional Equipment a portion of lease revenues and a substantial portion of Cash From Sales and Refinancings during the first years of the Partnership's operations.

The Partnership was formed primarily for investment purposes and not as a "tax shelter".

The registrant has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Selection of the Equipment for purchase and lease was based principally on the General Partner's evaluation of the usefulness of the Equipment in commercial or industrial applications and its estimate of the potential demand for the equipment at the end of the initial lease term.

The Partnership's equipment may have included:

1. New and reconditioned computer peripheral equipment, computer terminal systems and data processing systems primarily manufactured by International Business Machines, Inc. (IBM) and qualified for IBM maintenance.

2. New telecommunications and telecomputer equipment consisting primarily of private automated branch exchanges (PBXs), advanced high-speed digital telephone switching devices, voice/data transmission devices and telephone/computer networks as well as telephone hand sets and facsimile transmission products.

3. New office equipment consisting primarily of photocopying and graphic processing equipment.

4. New highway transportation equipment and new and reconditioned air transportation equipment consisting primarily of tractors, trailers, trucks, intermodal equipment, railroad rolling stock, passenger vehicles and corporate or commercial aircraft.

5. Miscellaneous other types of equipment which meet the investment objective of the Partnership.

The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor.

As of December 31, 1996, substantially all of the remaining equipment in the Partnership's portfolio was leased under 20 separate leases to 11 lessees. The lessees providing at least 10% of total revenues during 1996 are as follows:

               America West Airlines              12%
               Lucent Technologies, Inc.          22%
               K-Mart Corporation                 16%
               U.S. West Communications, Inc.     10%

The Partnership's leases and equipment is described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

Item 2.     Properties

The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner, CSA Income Funds, Inc. (CIF), has exclusive control over all aspects of the business of the Partnership, including provision for any necessary office space. As such, CIF will be compensated through Management fees and reimbursement of General and Administrative costs related to managing the Partnership's business. Excluded from the allowable reimbursement to the General Partner, however, will be any of the following: (1) Expenditures for rent or utilities; (2) Capital equipment and the related depreciation; and (3) Certain other administrative items.

Item 3.     Legal Proceedings

The Partnership is not a party to any pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

                          PART II

Item 5. Market for the Registrant's Equity Securities and Related Security Holder Matters

a. The Partnership's limited partnership interests are not publicly traded. There is no market for the Partnership's limited partnership interests and it is unlikely that one will develop.

b.     Approximate Number of Equity Security Holders:

         Title of Class                     Number of Limited Partners
Units of Limited Partnership Interests             as of 12/31/96
            78,785                                       1,817

c.     Distributions are paid at a rate determined by the General
       Partner. Total     Distributions paid per Limited Partnership
       Unit during 1996, 1995, 1994, 1993 and 1992 were as follows:

                 1996      1995      1994      1993      1992
February       $ 4.38    $ 4.38    $ 4.38    $ 6.25    $ 7.50
May              4.38      4.38      4.38      4.38      7.50
August           4.38      4.38      4.38      4.38      6.25
November         4.38      4.38      4.38      4.38      6.25
               $17.52    $17.52    $17.52    $19.39    $27.50

Item 6.     Selected Financial Data - Unaudited

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. The information should be read in conjunction with the Financial Statements and Notes thereto, and General Partner's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this Report.

                          Years Ended December 31,
                   (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                       1996      1995       1994    1993     1992
Total Revenues        $1,958   $2,225    $3,543   $3,559   $4,117

Net Income               598      905       883    1,372    1,184

Net Income per
 Limited
 Partnership Unit       7.29    11.38     11.10    17.24    14.87

Total Assets           2,552    3,001     3,802    4,893    4,188

Notes Payable          1,127      803       752    1,452      346

Limited Recourse
Notes Payable             78       71       292

Distributions per
 Limited Partnership
 Unit                  17.52    17.52     17.52    19.39    27.50


Item 7     General Partner's Discussion and Analysis of Financial
                   Condition and Results of Operations

Results of Operations

Gross rental income for the years ended December 31, 1996, 1995, and 1994 was $1,882,003, $2,014,366 and $3,343,300, respectively. The decrease in gross rental income over time is attributable to the expected occurrence of reduced rental rates for re-leased equipment and to the sale of equipment from the Partnership's portfolio.

Net income for the year ended December 31, 1996 was $597,769 as compared to net income of $905,421 and $883,070 in the years ended December 31, 1995 and 1994, respectively. The decrease in net income was primarily due to the decrease in gross rental income in 1996. Lower levels of gains recorded on sale of equipment were also part of the reason net income decreased, $58,916, $149,837, and $151,690, for the years 1996, 1995, and 1994, respectively.

Interest income for 1996, 1995, and 1994 was $17,249, $60,417, and
$47,714, respectively. The 1996 decrease was due to lower cash balances. Interest expense was $92,067, $67,724, and $127,712, for the years ended December 31, 1996, 1995, and 1994, respectively. Interest expense increased in 1996 primarily due to the additional leases financed during the year.

Liquidity and Capital Resources

During 1996, the Partnership realized cash flow from operations of $1,751,675 and $257,313 from the sale of equipment. The Partnership has utilized the cash flow from operations and sale of equipment to reduce notes payable, make distributions to its partners and purchase equipment. Notes payable were reduced down by $781,111 in 1996 and distributions to the partners were $1,394,254. During 1996, the Partnership acquired additional equipment in the amount of $1,409,642 using cash flow of $298,069 and notes payable of $1,111,573.

The intended life of the Partnership contained in the original Partnership Prospectus was seven to ten years. The Partnership has been in operation since June 26, 1987. The General Partner informed the Limited Partners in the 1996 Third Quarter Financial Report mailed on November 14, 1996 that the Partnership was winding up and the Partnership would be dissolved in 1997. The General Partner is currently reviewing all remaining leases and equipment for disposition and realization of maximum potential proceeds for the Partnership. The Partnership anticipates a final distribution to be paid to the Limited Partners during May 1997.

The Partnership distributed $4.38 per Limited Partnership Unit on February 15, 1997. To date, the Partnership has made cash distributions to the Limited Partners ranging from 82% to 91% of their initial investment, depending on when the Limited Partner entered the Partnership. The objective of the Partnership is to return the Limited Partners' investment through current cash distributions and provide a return on the investment by continued distributions as long as the equipment continues to be leased. However, revenues generated from the Partnership from lease renewals and remarketings after the initial lease term have been lower than anticipated as a result of rapid technological obsolescence in high technology equipment. Consequently, the General Partner previously estimated that the continued cash distributions may not fully return the entire initial investment of all Limited Partners and/or a return thereon. Currently, it is expected, subject to the winding up process, that total projected returns will approximate 92% to 101% of the Limited Partner's initial investment.

Quarterly Financial Data - Unaudited

Summarized unaudited quarterly financial data for the years ended
December 31, 1996 and 1995 is as follows:

1996 Quarter Ended:      12/31       9/30      6/30       3/31
Total Revenues *      $491,904   $530,488  $541,230   $394,546
Net Income              90,294    163,488   205,315    138,672
Net Income
  Per Limited
  Partnership Unit         .92       2.05      2.58       1.74
Cash Distributions
  Paid Per Limited
  Partnership Unit        4.38       4.38      4.38       4.38


1995 Quarter Ended:      12/31       9/30      6/30        3/31
Total Revenues *      $406,509   $615,157  $492,920    $710,034
Net Income             202,220    309,591   180,472     213,138
Net Income
  Per Limited
  Partnership Unit        2.54       3.89      2.27        2.68
Cash Distributions
  Paid Per Limited
  Partnership Unit        4.38       4.38      4.38        4.38


* Total revenues include the net gains and losses from the sale of equipment.

Item 8     Financial Statements



             CSA Income Fund Limited Partnership II

                 Index to Financial Statements





Independent Auditors' Report

Statements of Financial Position
as of December 31, 1996 and 1995

Statements for the Years Ended
December 31, 1996, 1995 and 1994:


     Operations

     Cash Flows

     Changes in Partners' Capital (Deficit)


     Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Partners of CSA Income Fund Limited Partnership II

We have audited the accompanying statements of financial position of CSA Income Fund Limited Partnership II as of
December 31, 1996 and 1995, and the related statements of operations, cash flows, and changes in partners' capital
(deficit)for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the financial statements, the Partnership is in a wind up phase. The General Partner anticipates that the Partnership will be dissolved in 1997.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund Limited Partnership II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.


                                    /s/ SULLIVAN BILLE, P.C.

BOSTON, MASSACHUSETTS
March 18, 1997

             CSA INCOME FUND LIMITED PARTNERSHIP II
             Statements of Financial Position as of
                  December 31, 1996 and 1995
assets                                1996               1995

Cash and cash equivalents         $  556,920     $  1,021,366
Rentals receivable                         -           21,109
Accounts receivable - affiliates      69,648          133,277
Sales proceeds receivable                  -           46,367

Rental equipment, at cost          5,509,177        6,996,398
Less accumulated depreciation     (3,613,329)      (5,217,222)

     Net rental equipment          1,895,848        1,779,176

     Total assets                 $2,522,416      $ 3,001,295

Liabilities and Partners' Capital

Accrued management and
  reimbursable fees             $      9,758      $    17,710
Accounts payable                      11,226           14,495
Deferred income                        3,202            4,836
Notes payable                      1,126,931          803,137
Limited recourse notes payable        78,049           71,382

Total liabilities                  1,229,166          911,560

Partners' capital:
  General Partner (deficit):
   Capital contribution                1,000            1,000
   Cumulative net Gain (Loss)         22,769            (613)
   Cumulative cash distributions    (168,052)       (154,111)
                                    (144,283)       (153,724)

  Limited Partners (78,785 units):
   Capital contributions,
     net of offering costs        17,563,265       17,563,265
   Cumulative net Gain (Loss)        513,772         (60,615)
   Cumulative cash distributions (16,639,504)    (15,259,191)
                                   1,437,533        2,243,459
   Total partners' capital         1,293,250        2,089,735

Total liabilities and
  partners' capital              $ 2,522,416      $ 3,001,295

See accompanying notes to financial statements

            CSA INCOME FUND LIMITED PARTNERSHIP II
               Statements of Operations for the
          years ended December 31, 1996, 1995 and 1994

                               1996              1995            1994

Revenues:
  Rental income           $ 1,882,003   $ 2,014,366        $ 3,343,300
  Interest income              17,249        60,417             47,714
  Gain on sale of
  equipment                    58,916       149,837            151,690

     Total revenues         1,958,168     2,224,620          3,542,704

Costs and expenses:
  Depreciation              1,101,087     1,064,341          2,259,812
  Interest                     92,067        67,724            127,712
  Storage and refurbishment     3,000         8,400              3,594
  Management fee               94,100       100,718            167,165
  General and administrative   70,145        78,016            101,351


     Total expenses         1,360,399     1,319,199          2,659,634


Net income                $   597,769   $   905,421        $   883,070

Net income allocation:
  General Partner         $    23,382         9,054        $     8,830
  Limited Partners            574,387       896,367            874,240

                          $   597,769   $   905,421        $   883,070

Net income per Limited
Partnership Unit          $      7.29   $     11.38        $     11.10

Number of Limited
  Partnership Units
  Outstanding                  78,785        78,785             78,785


See accompanying notes to financial statements.

               CSA INCOME FUND LIMITED PARTNERSHIP II
                  Statements of Cash Flows for the
            years ended December 31, 1996, 1995 and 1994

                             1996             1995             1994
Cash flows from
  operations:
 Cash received from
  rental of equipment    $ 2,004,959      $1,871,777   $ 3,587,169
 Cash paid for
  operating and
  management expenses       (178,466)       (280,280)     (343,175)
Interest paid                (92,067)        (67,724)     (127,712)
Interest received             17,249          60,417        47,714

Net cash from operations   1,751,675       1,584,190     3,163,996

Cash flows from
  investments:
 Purchase of equipment    (1,409,642)     (1,006,788)   (2,486,244)
 Sale of equipment           257,313       1,217,771       330,275

Net cash from or
  used for
  investments             (1,152,329)        210,983    (2,155,969)

Cash flows from
  financing:
Proceeds from
 notes payable             1,111,573         601,411     1,422,657
Repayment of
 notes payable              (781,111)       (771,207)   (1,830,752)
Payment of cash
 distributions            (1,394,254)     (1,394,256)   (1,394,256)

Net cash used for
 financing                (1,063,792)     (1,564,052)   (1,802,351)

Net change in cash
 and cash
 equivalents                (464,446)        231,121      (794,324)
Cash and cash
 equivalents
 at beginning
 of year                   1,021,366         790,245     1,584,569

Cash and cash
 equivalents
 at end of year          $   556,920     $ 1,021,366   $   790,245

See accompanying notes to financial statements.

             CSA INCOME FUND LIMITED PARTNERSHIP II
       Statement of Changes in Partners' Capital (Deficit)
      for the years ended December 31, 1996, 1995 and 1994


                                 Limited         General
                                 Partners        Partner        Total
Balance at December 31, 1993  $ 3,233,478    $  (143,722) $ 3,089,756

Net income                        874,240          8,830      883,070

Cash distributions             (1,380,313)       (13,943)  (1,394,256)

Balance at December 31, 1994    2,727,405       (148,835)   2,578,570

Net income                        896,367          9,054      905,421

Cash distributions             (1,380,313)       (13,943)  (1,394,256)

Balance at December 31, 1995    2,243,459       (153,724)   2,089,735

Net income                        574,387         23,382      597,769

Cash distributions             (1,380,313)       (13,941)  (1,394,254)

Balance at December 31, 1996  $ 1,437,533    $  (144,283) $ 1,293,250

See accompanying notes to financial statements.

                CSA INCOME FUND LIMITED PARTNERSHIP II
                     Notes to Financial Statements

(1)     Organization

The Partnership was formed under the Massachusetts Uniform
Limited Partnership Act on September 17, 1986, with an initial investment of $1,000, to invest primarily in equipment to be leased to third parties. On June 26, 1987, the Partnership commenced operations, admitting 397 Limited Partners who purchased 12,398 partnership units, contributing $3,098,860 in capital. Subsequent to the initial closing, the Partnership admitted an additional 469 Limited Partners whose capital contribution totaled $5,404,800, representing 21,634 partnership units during 1987 and an additional 1,007 Limited Partners whose capital contributions totaled $11,185,910 representing 44,753 partnership units during 1988. The Partnership terminated its offering period on June 30, 1988.

CSA Income Funds Inc., an affiliate of CSA Financial Corp., is the General Partner and manages the business and affairs of the Partnership. The intended life of the Partnership contained in the original Partnership Prospectus was seven to ten years. The Partnership has been in operation in excess of nine years. The General Partner informed the Limited Partners in the Third
Quarter Financial Report mailed on November 14, 1996 that the Partnership was winding up and the Partnership would be dissolved in 1997. The General Partner is currently reviewing all remaining leases and equipment for disposition and realization of maximum potential proceeds for the Partnership.

Distributable cash from operations, sales or refinancings and profits or losses for federal income tax purposes are allocated
99% to the Limited Partners and 1% to the General Partner until Payout has occurred, and thereafter, 85% and 15% respectively.
As provided by the Partnership Agreement, pursuant to Section
8.3 (c), accounting profits from the sale of equipment that results in the dissolution of the Partnership, shall be allocated to each partner first in the amount equal to the negative balance in the Capital Account of such partner. In connection with the wind-up of the Partnership, certain gains on the disposition of partnership assets were allocated during the Fourth Quarter of 1996 to the General Partner to reduce its capital account negative balance.

In accordance with the Partnership Agreement, the Partnership is liable to the General Partner (or its affiliates) for management fees and reimbursable operating expenses calculated in amounts not to exceed 5% and 2%, respectively, of gross rental revenues.

                 CSA INCOME FUND LIMITED PARTNERSHIP II
                     Notes to Financial Statements

(2)     Significant Accounting Policies

The Partnership records are maintained on the accrual basis of accounting.

The Partnership accounts for equipment leases as operating leases; therefore, rental income is reported when earned and the cost of the equipment is depreciated on a straight-line basis over the shorter of the initial term of the lease or five years, to estimated realizable value at the end of such period. On a periodic basis, the Partnership conducts a review of the net book values of its equipment as compared to the estimated net realizable values for such equipment. The Partnership records additional charges to depreciation expense when net book values exceed estimated net realizable values. Based on this analysis, the Partnership recorded no additional charges to depreciation expense in 1994, 1995 or 1996.

No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partner's individual taxable income or loss as reported on form K-1. Partnership federal taxable income exceeded book income by approximately $40,000 for 1996. The Partnership's book income exceeded federal taxable income by approximately $271,000 for 1995. In 1994, the Partnership's federal taxable income exceeded book income by approximately $238,000. The differences are primarily due to differences in the depreciation methods for book and income tax purposes.

The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting year. Actual results could differ from those estimates.

(3)     Rental Equipment
The Partnership purchases equipment subject to existing leases either directly from CSA Financial Corp. or the manufacturer.
The purchase price to the Partnership is equal to the lesser of fair market value or cost as adjusted, if necessary, for rents received and carrying costs, plus an acquisition fee of 4% of cost.

During 1994, CSA Financial Corp. acquired TIC Leasing Corp. (TIC) from Turner Broadcasting System Inc. TIC's only asset was an interest in partnerships which owned a portfolio of equipment subject to leases consisting primarily of computer equipment. CSA Financial Corp. has assigned the beneficial interest in certain of the underlying equipment and the related leases to the Partnership.
Accordingly, the Partnership is accounting for its interest as a purchase from CSA Financial Corp. of equipment and related debt, subject to the leases.

               CSA INCOME FUND LIMITED PARTNERSHIP II
                 Notes to Financial Statements

A summary of changes in rental equipment owned and accumulated depreciation on rental equipment is as follows:

                  Beginning                   Sales/           Ending
                  Balance       Additions     Retirements      Balance
Cost for the
 years ended:
December 31, 1994  $13,798,426  $ 2,486,244  $ 4,217,283  $ 12,067,387
December 31, 1995  $12,067,387  $ 1,006,788  $ 6,077,777  $  6,996,398
December 31, 1996  $ 6,996,398  $ 1,409,642  $ 2,896,863  $  5,509,177

Accumulated
 depreciation
 for the years
 ended:
December 31, 1994  $10,965,811  $ 2,259,812  $ 4,038,699  $  9,186,924
December 31, 1995  $ 9,186,924  $ 1,064,341  $ 5,034,043  $  5,217,222
December 31, 1996  $ 5,217,222  $ 1,101,087  $ 2,704,980  $  3,613,329


(4)     Leases

As of December 31, 1996, substantially all of the Partnership's equipment was leased under 20 separate leases to 11 lessees. Four lessees provided approximately 60% (22%, 16%, 12% and 10%, respectively) of the Partnership's rental income in 1996 as compared with two lessees providing 28% (14% and 14%, respectively) and two lessees providing approximately 30% (17% and 13%, respectively) in 1995 and 1994, respectively.

Minimum annual lease rentals scheduled to be received under existing noncancellable operating leases are as follows:

                        Year        Amount
                        1997    $   993,855
                        1998        283,670
                                $ 1,277,525

(5)     Notes Payable

Notes payable consist of notes due in monthly installments, with interest rates that range from 7.00% to 9.11% per annum. Such notes are collateralized by equipment with a cost of $3,639,318.

Annual maturities of notes payable at December 31, 1996 are as follows:

                         Year       Amount
                         1997   $   861,823
                         1998       265,108
                                $ 1,126,931

(6)     Limited Recource Notes Payable

Limited recourse notes payable of $78,049, maturing in 1997, consist of notes due with interest (9.2% to 10.3%) at maturity which coincides with the expiration of the initial lease term of the related equipment with a cost of $218,693 and the lenders' recourse is limited to proceeds obtained through disposition of the equipment after its initial lease term. All of the Partnership's limited recourse notes payable were incurred as part of the acquisition of equipment subject to lease interests, obtained in connection with CSA Financial Corp.'s acquisition of TIC Leasing Corp. (See note 3).

              CSA INCOME FUND LIMITED PARTNERSHIP II
                    Notes to Financial Statements

(7)     Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents:
The carrying amount of cash and cash equivalents approximates its fair value due to their short maturity.

Notes Payable:
The fair value of the Partnership's notes payable is based on the market price for the same or similar debt issues or on the current rates offered to the Partnership for debt with the same remaining maturity. The carrying amount of notes payable approximates fair value.

Limited Recourse Notes Payable
The carrying amount of the limited recourse notes payable approximates its fair value due to their short maturities.

(8)     Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years 1996, 1995 and 1994 are as follows:

                               1996            1995            1994
Equipment acquisition fees  $ 54,217        $ 36,542        $ 94,948
Management fee                94,100         100,718         167,165
Reimbursable operating
 expenses                     37,640          40,287          66,866
Storage and
 Refurbishment fees            3,000           8,400           3,594

(9)     Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for the years 1996, 1995 and 1994 are as follows:

                               1996             1995            1994
Net income               $  597,769      $    905,421    $   883,070
Depreciation              1,101,087         1,064,341      2,259,812
Gain on sale
  of equipment              (58,916)         (149,837)      (151,690)
(Increase) decrease
  in receivable             124,590           (93,630)       344,091
Decrease in payables
  and deferred income        (12,855)        (142,105)      (171,287)
Net cash from operations  $1,751,675     $  1,584,190    $ 3,163,996

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures

The information required by this item is incorporated by reference to reports on Form 8-K filed on October 26, 1994 and January 6, 1995 regarding a change in Registrant's certifying accountant.

                            PART III

Item 10.     Directors and Executive Officers of the Registrant

The Partnership has no directors or officers. All management functions are performed by CSA Income Funds, Inc., the corporate
General Partner. The current directors and officers of the corporate General Partner are:

     Name            Age        Title(s)            Elected
J. Frank Keohane      60   Director & President     04/01/88
Richard P. Timmons    42   Controller               03/01/95
Trevor A. Keohane     30   Director                 05/28/93
Claudine A. Aquillon  31   Clerk                    08/30/95

Term of Office:  Until a successor is elected.


Item 11.  Executive Compensation

(a), (b), (c), (d) and (e): The Officers and Directors of the General Partner receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from resignation, retirement or any other termination. See Note 8 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Agreement of Limited Partnership (subject to Section 13.3), a majority in interest of the Limited Partners have voting rights with respect to:


     1.     Amendment of the Limited Partnership Agreement.

     2.     Termination of the Partnership.

     3.     Removal of the General Partner.

     4. Approval or disapproval of the sale of substantially all the assets of the Partnership, if such sale occurs prior to June 30, 1995.

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership Units as of December 31, 1996.

Item 13.     Certain Relationships and Related Transactions

The General Partner is affiliated with the General Partner for CSA Income Fund Limited Partnerships III and CSA Income
Fund IV Limited Partnership and may act in that capacity for other income fund limited partnerships in the future.

                              PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) (1) Financial Statements - See accompanying Index to Financial Statements - Item 8.

     (2) Financial Statement Schedules - All schedules have been omitted as not required, not applicable or the information required to be shown therein is included in the Financial Statements and related notes.

     (3)  Exhibits Index

          Except as set forth below, all exhibits to Form 10-K, as set forth in item 601 of Regulation S-K are not applicable.

                                            Page Number or
Exhibit                                     Incorporated by
Number        Description                   Reference

  4.1     Agreement of Limited Partnership         *

  4.2     Subscription Agreement                   **

  4.3     Certificate of Limited Partnership and   ***
          Agreement of Limited Partnership dated
          September 17, 1986

  4.4     First Amended and Restated Certificate   ***
          of Limited Partnership and Agreement
          of Limited Partnership dated January 9,
          1987

  4.5 Second Amended and Restated Certificate **** of Limited Partnership and Agreement of Limited Partnership dated March 10, 1987

  10.     Material Contracts                       ***

  10.1    Escrow Agreement                         ****

  11.0    Information regarding a change
          in the Registrant's
          Certifying Accountant                    *****

*     Included as Exhibit A to Amendment No. 1 to Form S-1,
      Registration Statement No. 33-11272 filed with the
      Securities and Exchange Commission on March 11, 1987.

**    Included as Exhibit C to Amendment No. 1 to Form S-1 to
      Registration Statement No. 33-11272 filed with the Securities and Exchange Commission on March 11, 1987.

***   Included with the Exhibit Volume to Form S-1, Registration
      Statement No. 33-11272 filed with the Securities and Exchange Commission on January 12, 1987.

****  Included with the Exhibit Volume to Amendment No. 1 to
      Form S-1, Registration Statement No. 33-11272 filed with the Securities and Exchange Commission on March 11, 1987.

***** Included in reports on Form 8-K filed on October 26, 1994 and January 6, 1995.

(b) Reports on Form 8-K: There were no reports filed during the fourth quarter of 1996.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             CSA Income Fund Limited
             Partnership II (Registrant)
             By its General Partner,
             CSA Income Funds, Inc.

Date:                        /S/ J. Frank Keohane, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By its General Partner,
             CSA Income Funds, Inc.


Date:                        /S/ J. Frank Keohane
                             President & Director
                             Principal Executive Officer


Date:                        /S/ Richard P. Timmons
                             Controller
                             Principal Accounting
                             and Finance officer