Form 10-Q
period 1997-03-31
CSA INCOME FUND LIMITED PARTNERSHIP II
filed 1997-05-15
CIK 809224

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997

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

                      Yes:   X    No:

PART I - FINANCIAL INFORMATION
CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF FINANCIAL POSITION AS OF MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996
[CAPTION]

                                March 31 1997      December 31, 1996


Assets

Cash and cash equivalents       $     21,961           $   556,920
Accounts receivable-affiliates       314,621                69,648
Sales proceeds receivable            102,871

Rental equipment, at cost          4,740,590             5,509,177
Less accumulated depreciation     (3,211,738)           (3,613,329)
     Net rental equipment          1,528,852             1,895,848

          Total assets          $  1,968,305          $  2,522,416

Liabilities and
 partners' capital

Accrued management and
 reimbursable fees              $      8,068          $      9,758
Accounts payable                       4,046                11,226
Deferred income                        2,256                 3,202
Notes payable                        828,979             1,126,931
Limited recourse notes payable        80,040                78,049
     Total liabilities               923,389             1,229,166

Partners' capital (deficit):
 General Partner:
  Capital contributions                1,000                 1,000
  Cumulative net income               53,999                22,769
  Cumulative cash distributions     (171,538)             (168,052)
                                    (116,397)             (144,283)

Limited Partners (78,785 units):
 Capital contributions,
  net of offering costs           17,563,265            17,563,265
 Cumulative net income               582,772               513,772
 Cumulative cash distributions   (16,984,582)          (16,639,504)
                                   1,161,455             1,437,533
     Total Partners' capital       1,044,916             1,293,250

Total liabilities and
  partners' capital             $  1,968,305          $  2,522,416

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND 1996
[CAPTION]

                                     1997                     1996

Revenues:
 Rental income               $       395,863          $    384,685
 Interest income                       3,710                 9,437
 Gain on sale of equipment            31 230                   424

     Total revenues                  430,803               394,546


Costs and expenses:
 Depreciation                        276,772               190,873
 Interest                             17,906                22,022
 Management fees                      19,793                19,234
 General and administrative           16,102                23,745
     Total expenses                  330,573               255,874

Net income                       $   100,230           $   138,672

Net income allocation:
 General Partner                 $    31,230           $     1,387
 Limited Partners                     69,000               137,285
                                 $   100,230           $   138,672

Net income per Limited
 Partnership Unit                $       .88           $      1.74

Number of Limited Partnership
 Units                                78,785                78,785


CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                        1997                  1996

Cash flows from operations:
 Cash received from rental
  of equipment                   $   394,116           $   362,525
 Cash paid for operating and
  management expenses                (44,665)              (38,811)
 Interest paid                       (17,906)              (13,880)
 Interest received                     3,710                 9,437
  Net cash from operations           335,255               319,271

Cash flows from investments:
 Advances to/from affiliates        (248,459)
 Purchase of equipment                                     (47,295)
 Sale of equipment                    19,284                56,289
  Net cash from (used for)
   investments                      (229,175)                8,994

Cash flows from financing:
 Repayment of notes payable         (295,962)             (127,843)
 Payment of cash distributions      (345,078)             (348,564)
  Net cash used for financing       (641,040)             (476,407)

Net change in cash and
 cash equivalents                   (534,960)             (148,142)
Cash and cash equivalents
 at beginning of period              556,920             1,021,366
Cash and cash equivalents
 at end of period                $    21,961           $   873,224


CSA INCOME FUND LIMITED PARTNERSHIP II
NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements have been prepared by the Partnership without audit. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership II as of March 31, 1997 and March 31, 1996 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP II
GENERAL PARTNER'S DISCUSSION OF OPERATIONS


Gross rental income was $395,863 and $384,685 and net income was $100,230 and $138,672 for the quarters ended March 31, 1997 and 1996, respectively. The slight increase in gross rental income was due to the new short term leases added to the portfolio during 1996. The decrease in net income is attributable to the additional depreciation expense on those leases added during 1996, as well as the expected occurrence of reduced rental rates for re-leased equipment and to the sale of equipment from the Partnership's portfolio.

The Partnership generated $354,539 in cash flow from operations and from the sale of equipment during the three months ended March 31, 1997. This cash and cash on hand were used primarily to make a cash distribution to the Limited Partners and pay down debt. Notes payable was reduced by $295,962 during the first quarter of 1997 and the cash distribution paid to Limited Partners was $345,078. Of the $248,459 advances to affiliates referred to in the Statement of Cash Flow, $240,000 was repaid to the Partnership on April 14, 1997.

The General Partner is currently in the process of winding up the affairs of the Partnership. In the 1996 Annual Report to the Limited Partners, the General Partner expected to make a final wind up distribution in May. However, the wind up process has taken longer than originally anticipated and therefore the May distribution is the same as prior distributions and the General Partner expects now to make a final distribution upon the sale of the remaining Partnership leases and equipment no later than August 15th.

The Partnership distributed $4.38 per Limited Partnership Unit on February 15, 1997. To date, the Partnership has made cash distributions to the Limited Partners ranging from 85% to 94% of their initial investment, depending on when the Limited Partner entered the Partnership. As a result of the review of the remaining leases and equipment in the Partnership's portfolio, the General Partner in the 1996 Annual Report stated that the total Limited Partner return would be approximately 92% to 101% of the Limited Partners' original investment. A current review of the Partnership's remaining portfolio by the General Partner indicates that Percentage may slightly increase.

CSA INCOME FUND LIMITED PARTNERSHIP II
PART II

Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matters to a Vote of Security Holders
         None

Item 5 - Other Information
         None

Item 6 - Exhibits and Reports on Form 8-K
         (a)Exhibits - Exhibit 27 - Financial Data Schedule.
         (b)Reports on Form 8-K - There were no reports filed during the first quarter of 1997.

SIGNATURES

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

                                         CSA Income Fund Limited
                                         Partnership II (Registrant)
                                         By its General Partner,
                                         CSA Income Funds, Inc.


Date: 05/15/97                           /S/J. Frank Keohane, President
                                         Principal Executive Officer






Date: 05/15/97                           /S/ Richard P. Timmons
                                         Controller
                                         Principal Accounting and
                                         Finance Officer