Form 10-Q
period 1997-06-30
CSA INCOME FUND LIMITED PARTNERSHIP II
filed 1997-08-15
CIK 809224

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997

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

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF FINANCIAL POSITION AS OF JUNE 30, 1997 (UNAUDITED) AND
DECEMBER 31, 1996

                                   (Unaudited)
                                     June 30,            December 31,
                                       1997                  1996
Assets

Cash and cash equivalents       $    123,124             $    556,920
Rentals receivable                       356                        -
Accounts receivable - affiliates      71,085                   69,648

Rental equipment, at cost          3,809,499                5,509,177
Less accumulated depreciation     (2,732,955)              (3,613,329)
     Net rental equipment          1,076,544                1,895,848

     Total assets               $  1,271,109             $  2,522,416


Liabilities and partners' capital

Accrued management and
  reimbursable fees             $      7,851                    9,758
Accounts payable                       4,560                   11,226
Deferred income                        2,340                    3,202
Notes Payable                        556,837                1,126,931
Limited recourse notes payable             -                   78,049
     Total liabilities               571,588                1,229,166

Partners' capital:
  General Partner (deficit):
   Capital contributions               1,000                    1,000
   Cumulative net gain                54,031                   22,769
Cumulative cash distributions       (175,024)                (168,052)
                                    (119,993)                (144,283)
  Limited Partners (78,785 units):
   Capital contributions,
    net of offering costs         17,563,265               17,563,265
   Cumulative net gain               585,910                  513,772
   Cumulative cash distributions (17,329,661)             (16,639,504)
                                     819,514                1,437,533
Total Partners' capital              699,521                1,293,250

     Total liabilities and
      partners' capital         $  1,271,109             $  2,522,416

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1997 AND 1996


                         Three months Ended        Six Months Ended
                          June 30,   June 30,    June 30,     June 30,
                           1997        1996       1997         1996
Revenues:
  Rental income    $   361,879  $    502,923  $   757,742  $   887,608
  Interest income        1,148         3,678        4,858       13,115
  Gain (loss) on sale
   of equipment        (49,821)       34,629      (18,591)      35,053
    Total revenues     313,206       541,230      744,009      935,776


Costs and expenses:
  Depreciation         258,011       274,103      534,783      464,976
  Interest              15,683        22,518       33,589       44,540
  Management fees       18,094        25,146       37,887       44,380
  General and
   administrative       18,248        14,148       34,350       37,893
     Total expenses    310,036       335,915      640,609      591,789
Net income          $    3,170   $   205,315  $   103,400  $   343,987

Net income allocatio
  General Partner   $       32   $     2,053  $    31,262  $     3,440
  Limited Partners       3,138       203,262       72,138      340,547
                    $    3,170   $   205,315  $   103,400  $   343,987

Net income per
     Limited Partnership
     Unit           $      .04   $      2.58          .92  $      4.32

Number of Limited
     Partnership Units  78,785        78,785       78,785       78,785

CSA INCOME FUND LIMITED PARTNERSHIP II
STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND SIX MONTH
PERIODS ENDED JUNE 30, 1997 AND 1996


                          Three months Ended         Six Months Ended
                           June 30,   June 30,   June 30,   June 30,
                           1997         1996     1997       1996
Cash flows from
  operations:
     Cash received from
      rental of
      equipment         $  449,750  $   549,288  $   843,867  $911,813
     Cash paid for
       operating and
       management
       expenses            (36,145)     (43,131)     (80,810)  (81,942)
     Interest paid         (15,683)     (14,564)     (33,589)  (28,444)
     Interest received       1,148        3,678        4,858    13,115
       Net cash from
         operations        399,070      495,271      734,326   814,542

Cash flow from
      investments:
Advances from affiliates   244,973            -            -         -
     Sale of equipment     157,866       75,910      177,150   132,199
     Purchase of
      equipment                  -   (1,099,362)           -(1,146,657)
Netcash from (used by)
      investments          402,839   (1,023,452)     177,150(1,014,458)

Cash flows from financing:
     Proceeds from
      notes payable              -      318,056            -   318,056
     Repayment of notes
      payable             (352,181)    (155,803)    (648,143) (283,646)
     Payment of cash
      distributions       (348,565)    (348,564)    (697,129) (697,128)
      Net cash used by
       financing          (700,746)    (186,311)  (1,345,272) (662,718)

Net change in cash and
     cash equivalents      101,163     (714,492)    (433,796) (862,634)
Cash and cash equivalents
     at beginning of
     period                 21,961      873,224      556,920 1,021,366
Cash and cash equivalents
     at end of period   $  123,124  $   158,732  $   123,124 $ 158,732


CSA INCOME FUND LIMITED PARTNERSHIP II
NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements of the Partnership presented herein are without audit except for the December 31, 1996 Balance Sheet information. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership II as of June 30, 1997 and 1996 and the results of operations and cash flows for the periods presented therein.

CSA INCOME FUND LIMITED PARTNERSHIP II
GENERAL PARTNER'S DISCUSSION OF OPERATIONS

Gross rental income was $361,879 and $502,923 and net income was $3,170 and $205,315 for the quarters ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, gross rental income was $757,742 and $887,608 and net income was $103,400 and $343,987, respectively. For the six month periods, the decrease in gross rental income was due to the expected occurrence of leases expiring during the period, reduced rental rates for re-leased equipment and a reduction in the Partnership's equipment portfolio due to the ongoing sale of equipment on expired leases. The decrease in net income for the six month period was the result of the decrease in gross rental income, a loss on the sale of equipment from one lease due to significant reductions in residual value and the increases in depreciation expense related to the 1996 equipment acquisitions.

The Partnership generated $911,476 in cash flow from operations and sale of equipment during the six months ended June 30, 1997. This cash and cash on hand were used primarily to make cash distributions to the Limited Partners of $697,129 and reduce debt by $648,143.

The General Partner is currently in the process of winding up the affairs of the Partnership. This process has taken longer than originally anticipated as the renewal and sale of certain significant lease transactions have not been finalized. The General Partner now anticipates dissolving the Partnership and issuing a final distribution by the end of September. Due to this delay, the General Partner is making another 7% distribution on August 15th which will reduce the intended final distribution.

The Partnership paid a quarterly distribution to the Limited Partners in the amount of $4.38 per unit on May 15, 1997. As previously indicated, the General Partner estimates that the final cash distribution will result in a total Limited Partner return of approximately 92% to 101% of the Limited Partners' original investment.

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

                           CSA Income Fund Limited
                           Partnership II (Registrant)
                           By its General Partner,
                           CSA Income Funds, Inc.





Date:                      J. Frank Keohane, President
                           Principal Executive Officer




Date:                      Richard P. Timmons
                           Controller
                           Principal Accounting and
                           Finance Officer