Form 10-Q
period 1997-09-30
CSA INCOME FUND LIMITED PARTNERSHIP II
filed 1997-11-18
CIK 809224

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997

                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)OF THE
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
                   STATEMENTS OF FINANCIAL POSITION AS OF

                               (Unaudited)
                               September 30,   December 31,
                                  1997            1996
[CAPTION]

Assets

Cash and cash equivalents        $   34,602     $   556,920
Accounts receivable affiliates            -          69,648
Rental equipment, at cost         3,809,499       5,509,177
Less accumulated depreciation    (2,905,974)     (3,613,329)
   Net rental equipment             903,525       1,895,848

   Total assets                  $  938,127     $ 2,522,416


Liabilities and partners' capital

Liabilities:
Accrued management
   and reimbursable fees        $     4,171     $     9,758
Accounts payable affiliate          148,480               -
Accounts payable                      6,679          11,226
Deferred income                       2,720           3,202
Notes payable                       389,374       1,126,931
Limited recourse notes payable            -          78,049
   Total liabilities                551,424       1,229,166

Partners' capital:
 General Partner (deficit):
  Capital contributions               1,000           1,000
  Cumulative net income              54,390          22,769
  Cumulative cash distributions    (178,508)       (168,052)
                                   (123,118)       (144,283)
 Limited Partners (78,785 units):
  Capital contributions,
   net of offering costs         17,563,265      17,563,265
  Cumulative net income             621,295         513,772
  Cumulative cash distributions (17,674,739)    (16,639,504)
                                    509,821       1,437,533
Total Partners' capital             386,703       1,293,250

   Total liabilities and
     partners' capital          $   938,127    $  2,522,416

                  CSA INCOME FUND LIMITED PARTNERSHIP II

                        STATEMENTS OF OPERATIONS
                              (Unaudited)



                    Quarters Ended          Nine Months Ended
                 September  September    September  September
                  30, 1997     30, 1996   30, 1997   30, 1996
[CAPTION]

Revenues:
   Rental income  $  244,953 $  516,935 $1,002,695 $1,404,543
   Interest income       326      1,364      5,184     14,479
   Gain (loss) on
    sale of equipment    359     12,189    (18,232)    47,242
    Total revenues   245,638    530,488    989,647  1,466,264


Costs and expenses:
   Depreciation      173,020    296,845    707,803    761,821
   Interest            9,851     24,449     43,440     68,989
   Management fees    13,223     25,847     51,110     70,227
   General and
    administrative    13,800     19,859     48,150     57,752
   Total expenses    209,894    367,000    850,503    958,789
   Net income     $   35,744 $  163,488 $  139,144 $  507,475

Net income
   allocation:
   General Partner $     359 $    1,635 $   31,621 $    5,075
   Limited Partners   35,385    161,853    107,523    502,400
                   $  35,744 $  163,488 $  139,144 $  507,475


Net income per
   Limited Partnership
   Unit                $ .45 $     2.05 $    1.36 $      6.38

Number of Limited
   Partnership Units  78,785     78,785    78,785      78,785


                 CSA INCOME FUND LIMITED PARTNERSHIP II

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                       Quarters Ended       Nine Months Ended
                    September   September  September September
                    30, 1997    30, 1996    30, 1997    30,1996
Cash flows from
  operations:
   Cash received from
    rental of
    equipment       $  246,940 $  508,661  $1,090,807  $1,432,037
   Cash paid for
    operating and
    management expenses(28,584)    58,523)   (109,394)   (140,465)
   Interest paid        (9,851)   (24,449)    (43,440)    (68,989)
   Interest received       327      1,364       5,185      14,479
    Net cash from
      operations       208,832    427,053     943,158   1,237,062

Cash flow from
    investments:
   Sale of equipment       543     99,521     177,693     236,251
   Purchase of equipment     -   (262,985)          -  (1,409,642)
   Net cash from (used
     by) investments       543   (163,464)    177,693  (1,173,391)

Cash flows from financing:
   Change in amounts due
     Affiliates        218,128          -     218,128           -
   Proceeds from
    notes payable            -     429,071          -     747,127
   Repayment of notes
    payable           (167,463)   (233,243)  (815,606)   (516,889)
   Payment of cash
    distributions     (348,562)   (348,566)(1,045,691) (1,045,692)
   Net cash from (used
    by) financing     (297,897)   (152,738)(1,643,169)   (815,454)

Net change in cash and
   cash equivalents    (88,522)    110,851   (522,318)   (751,783)
Cash and cash
   equivalents at
   beginning of period 123,124     158,732    556,920   1,021,366
Cash and cash
   equivalents at end
   of period        $   34,602 $   269,583  $  34,602  $  269,583

                  CSA INCOME FUND LIMITED PARTNERSHIP II

                       NOTE TO FINANCIAL STATEMENTS

The quarterly financial statements of the Partnership presented herein are without audit except for the December 31, 1996 Balance sheet information. Certain information and footnote disclosures normally included in the annual financial statements have been condensed or omitted from the accompanying statements. For such information,reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

In the General Partner's opinion, the unaudited financial statements reflect all adjustments necessary to present fairly the financial position of CSA Income Fund Limited Partnership II as of September 30,1997 and September 30, 1996 and the results of operations and cash flows for the periods presented therein.

                    CSA INCOME FUND LIMITED PARTNERSHIP II

                 GENERAL PARTNER'S DISCUSSION OF OPERATIONS


Rental income was $244,953 and $516,935 and net income was $35,744 and $163,488 for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, rental income was $1,002,695 and $1,404,543 and net income was $139,144 and $507,475, respectively. For the nine month period, the decrease in rental income is attributable to the expected occurrence of reduced rental rates for re-leased equipment and to the ongoing sale of equipment from the Partnership's portfolio. The decreased rental revenue and the smaller gains on sale of equipment in 1997 resulted in the decrease in net income from 1996.

The Partnership generated $1,120,851 in cash flow from operations and the sale of equipment during the nine months ended September 30, 1997. This cash, cash on hand and a loan of $196,000 from the General Partner were used to make distributions of $1,045,691 to the partners and reduce debt by $815,606.

As part of the Partnership Wind-Up, effective November 1, 1997, the Partnership sold all but three leases from the remaining portfolio. Two of these three leases, both with K Mart Corporation, are expected to be sold in December. The third lease of an Airplane Engine with American West Airlines Inc. may require some additional time to obtain the best return for the Limited Partners. The General Partner will be communicating with the Limited Partners on these leases in December.

The Partnership paid a quarterly distribution to the Limited Partners in the amount of $4.38 per unit on August 15, 1997, and the Partnership is paying another distribution on November 14, 1997 from Wind-Up proceeds in the same amount as the August distribution. There will be a final distribution(s) from the disposition of the remaining three leases, possibly by the end of December. To date, the Partnership has made cash distributions to the Limited Partners ranging from 87% to 96% of their initial investment, depending on when the Limited Partner entered the Partnership.

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

                           CSA Income Fund Limited
                          Partnership II (Registrant)
                            By its General Partner,
                            CSA Income Funds, Inc.





Date: 11/14/97                           /s/ J. Frank Keohane
                                         Principal Executive Officer






Date: 11/14/97                         /s/ Richard P. Timmons
                                       Controller
                                       Principal Accounting and
                                       Finance Officer