Form 10-K
period 1997-12-31
CSA INCOME FUND LIMITED PARTNERSHIP II
filed 1998-04-01
CIK 809224

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                      FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               Commission file number 0-17091
December 31, 1997

      CSA Income Fund Limited Partnership II
      (Exact name of registrant as specified in its charter)

        Massachusetts                                  No. 04-2932178
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization)                     Identification No.)

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

Number of shares outstanding of each registrant's classes of securities:
                                                    Number of Units
    Title of Each Class                           at December 31, 1997
Units of Limited Partnership                              78,785
Interest:  $250 per unit

     DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Part IV are incorporated by reference to Post-Effective Amendment No. 1 to Form S-1,
     Registration No. 33-11272

The exhibit index is located on pages 19 and 20.

                        Part I
Item 1.     Business

CSA Income Fund Limited Partnership II (the "Partnership") was a limited partnership organized under the provisions of The Massachusetts Uniform Limited Partnership Act. The Partnership was composed of CSA Income Funds, Inc., the General Partner (an affiliate of CSA Financial Corp.),and 1,817 Limited Partners owning 78,785 Units of Limited Partnership Interest of $250 each, the capital contributions of which aggregated $19,689,570 at December 31, 1997. The Partnership was formed on September 17, 1986 and commenced operations on June 26, 1987. The Partnership terminated its public offering on June 30, 1988.

THE GENERAL PARTNER COMPLETED THE WIND-UP OF THE PARTNERSHIP DURING 1997.
A FINAL DISTRIBUTION WAS PAID TO ALL LIMITED PARTNERS ON DECEMBER 31, 1997. THE PARTNERSHIP WILL BE DISSOLVED BY THE GENERAL PARTNER UPON THE FILING OF A CERTIFICATE OF CANCELLATION WITH THE STATE OF MASSACHUSETTS. THIS IS THE FINAL PARTNERSHIP 10-K TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

The Partnership was organized to engage in the business of acquiring income-producing equipment for investment. The Partnership's principal objectives were:

1.To acquire and lease equipment, primarily through Operating
  Leases,to generate income during its entire useful life;

2.To provide quarterly distributions of cash to the Limited
  Partners from leasing revenues and from the proceeds of sale or other disposition of Partnership Equipment; and

3.To reinvest in additional equipment a portion of lease revenues and a substantial portion of Cash From Sales and Refinancings during the first years of the Partnership's operations.

The Partnership was formed primarily for investment purposes and not as a "tax shelter".

The registrant had no direct employees. The General Partner had full and exclusive discretion in management and control of the Partnership.

Selection of the equipment for purchase and lease was based principally on the General Partner's evaluation of the usefulness of the Equipment in commercial or industrial applications and its estimate of the potential demand for the equipment at the end of the initial lease term.

The Partnership's equipment may have included:

1.New and reconditioned computer peripheral equipment, computer terminal systems and data processing systems primarily manufactured by International Business Machines, Inc. (IBM) and qualified for IBM maintenance.

2.New telecommunications and telecomputer equipment consisting primarily of private automated branch exchanges (PBXs), advanced high-speed digital telephone switching devices, voice/data transmission devices and telephone/computer networks as well as telephone handsets and facsimile transmission products.

3.New office equipment consisting primarily of photocopying and graphic processing equipment.

4.New highway transportation equipment and new and reconditioned air transportation equipment consisting primarily of tractors, trailers, trucks,intermodal equipment, railroad rolling stock, passenger vehicles and corporate or commercial aircraft.

5.Miscellaneous other types of equipment which met the investment objective of the Partnership.

The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competed with leasing companies,manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor.

The lessees providing at least 10% of total revenues during 1997 are as follows:

          America West Airlines              18%
          K-Mart Corporation                 21%
          Lucent Technologies Inc.           32%
          U.S. West Communications, Inc.     12%

The Partnership's leases and equipment are described more fully in Notes 3 and 4 to the Financial Statements included in Item 8.

Item 2.      Properties

The Partnership neither owned nor leased office space or equipment for the purpose of managing its day-to-day affairs. The General Partner, CSA Income Funds, Inc. (CIF), had exclusive control over all aspects of the business of the Partnership, including provision for any necessary office space. As such, CIF was compensated through Management Fees and reimbursement of General and Administrative costs related to managing the Partnership's business. Excluded from the allowable reimbursement to the General Partner,however, was any of the following:
(1) Expenditures for rent or utilities;(2) Capital equipment and the related depreciation; and (3) Certain other administrative items.


Item 3.      Legal Proceedings

The Partnership was not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                               PART II

Item 5. Market for the Registrant's Equity Securities and Related Security Holder Matters

a.The Partnership's limited partnership interests were not publicly traded. There was no market for the Partnership's limited partnership interests.

b.Approximate Number of Equity Security Holders:

         Title of Class              Number of Limited Partners
Units of Limited Partnership Interests       as of 12/31/97
               78,785                             1,817

c.Distributions were paid at a rate determined by the General
Partner.
Total Distributions paid per Limited Partnership Unit during 1997, 1996,1995, 1994 and 1993 were as follows:

                 1997      1996      1995      1994      1993
February       $ 4.38      4.38    $ 4.38    $ 4.38     $ 6.25
May              4.38      4.38      4.38      4.38       4.38
August           4.38      4.38      4.38      4.38       4.38
November         4.38      4.38      4.38      4.38       4.38
December         8.32         -         -         -          -
               $25.84    $17.52    $17.52    $17.52     $19.39

Item 6.  Selected Financial Data - Unaudited

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. The information should be read in conjunction with the Financial Statementsand Notes thereto, and General Partner's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this Report.

                       Years Ended December 31,
                 (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                  1997       1996        1995        1994      1993
Total Revenues  $1,742     $1,958      $2,224      $3,542     $3,559

Net Income         753        597         905         883      1,371

Net Income per
Limited Partnership
Unit              7.59       7.29       11.38      11.10      17.24

Total Assets         -      2,552       3,001      3,802      4,892

Notes Payable        -      1,126         803        751      1,452

Limited Recourse
Notes Payable        -         78          71        292          -

Distributions per
 Limited Partnership
 Unit             25.84     17.52        17.52      17.52     19.39


Item 7.General Partner's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

During 1997, the General Partner sold all remaining leases and equipment and paid its final distribution.

Gross rental income for the years ended December 31, 1997, 1996, and 1995 was $1,105,953, $1,882,003 and $2,014,366, respectively. The decrease in gross rental income over time is attributable to the expected occurrence of reduced rental rates for re-leased equipment and to the sale of equipment from the Partnership's portfolio.

Net income for the year ended December 31, 1997 was $753,010 as compared to net income of $597,769 and $905,421 in the years ended December 31,1996 and 1995, respectively. The increase in net income was primarily due to the gain on sale of equipment as the Partnership was dissolved.

Interest income for 1997, 1996, and 1995 was $5,703, $17,249, and
$60,417, respectively. The 1997 decrease was due to lower cash balances. Interest expense was $47,414, $92,067, and $67,724, for the years ended December 31, 1997, 1996, and 1995, respectively. Interest expense decreased in 1997 primarily due to the reduction of debt during the year.

Liquidity and Capital Resources

During 1997, the Partnership realized cash flow from operations of $987,329 and $1,628,942 from the sale of equipment. The Partnership utilized the cash flow from operations and sale of equipment to reduce notes payable and make distributions to its partners. Notes payable were reduced by $1,126,931 in 1997 and distributions to the partners were $2,046,260.

The General Partner informed the Limited Partners in the 1996 Third Quarter Financial Report mailed on November 14, 1996 that the Partnership was winding up and the Partnership would be dissolved in 1997. The General Partner completed the wind up in 1997 and paid a final distribution on December 31, 1997. The Partnership distributed $8.32 per Limited Partnership Unit on December 31, 1997. Over its life, the Partnership made cash distributions to the Limited Partners ranging from 92% to 101% of their initial investment,depending on when the Limited Partner entered the Partnership.

Quarterly Financial Data - Unaudited

Summarized unaudited quarterly financial data for the years ended
December 31, 1997 and 1996 is as follows:

1997 Quarter Ended:     12/31      9/30        6/30       3/31
Total Revenues *   $   752,967 $   245,638 $  313,206 $ 430,803
Net Income             613,866      35,744      3,170   100,230
Net Income
  Per Limited
  Partnership Unit       6.22          .45        .04       .88
Cash Distributions
  Paid Per Limited
  Partnership Unit      12.70         4.38       4.38      4.38



1996 Quarter Ended:   12/31       9/30        6/30          3/31
Total Revenues *$   491,904  $  530,488  $  541,230    $  394,546
Net Income           90,294     163,488     205,315       138,672
Net Income
  Per Limited
  Partnership Unit      .92        2.05        2.58          1.74
Cash Distributions
  Paid Per Limited
  Partnership Unit     4.38        4.38        4.38          4.38


* Total revenues include the net gains and losses from the sale of equipment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

There was no Market Risk related to the Notes Payables of the Partnership since all Notes were Nonrecourse and had fixed interest rates. There were no other financial instruments that required Market Risk disclosure.

Item 8.  Financial Statements


             CSA Income Fund Limited Partnership II

                 Index to Financial Statements



                                              Page
                                             Number
Independent Auditors' Report                    9

Statements of Financial Position
as of December 31, 1997 and 1996                10

Statements for the Years Ended
December 31, 1997, 1996 and 1995:
     Cash Flows                                 12

     Changes in Partners' Capital (Deficit)     13


     Notes to Financial Statements              14


INDEPENDENT AUDITORS' REPORT


To the Partners of CSA Income Fund Limited Partnership II

We have audited the accompanying statements of financial position of CSA Income Fund Limited Partnership II as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and changes in partners' capital (deficit) for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the financial statements, the General
Partner has completed the wind-up of the Partnership during 1997 and a final distribution was paid to all Limited Partners on December 31, 1997.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSA Income Fund Limited Partnership II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.





               \s\ Sullivan Bille, P.C.


Boston, Massachusetts
March 6, 1998

            CSA INCOME FUND LIMITED PARTNERSHIP II
             Statements of Financial Position as of
              December 31, 1997 and 1996

                                        1997            1996
Assets
Cash and cash equivalents        $         -       $   556,920
Accounts receivable - affiliates           -            69,648

Rental equipment, at cost                  -         5,509,177
Less accumulated depreciation              -        (3,613,329)

   Net rental equipment                    -         1,895,848

     Total assets                 $        -       $ 2,522,416

Liabilities and Partners' Capital

Accrued management and
  reimbursable fees               $        -       $     9,758
Accounts payable                           -            11,226
Deferred income                            -             3,202
Notes payable                              -         1,126,931
Limited recourse notes payable             -            78,049
      Total liabilities                    -         1,229,166

Partners' capital:
  General Partner (deficit):
   Capital contribution                1,000             1,000
   Cumulative net gain               177,508            22,769
   Cumulative cash distributions    (178,508)         (168,052)
                                           -          (144,283)
  Limited Partners (78,785 units):
   Capital contributions,
     net of offering costs        17,563,265        17,563,265
   Cumulative net gain             1,112,043           513,772
   Cumulative cash distributions (18,675,308)      (16,639,504)
                                           -         1,437,533
   Total partners' capital                 -         1,293,250

     Total liabilities and
     partners' capital           $         -       $ 2,522,416

         See accompanying notes to financial statements

            CSA INCOME FUND LIMITED PARTNERSHIP II

              Statements of Operations for the

          years ended December 31, 1997, 1996 and 1995

                          1997           1996          1995
Revenues:
  Rental income     $ 1,105,953     $ 1,882,003    $ 2,014,366
  Interest income         5,703          17,249         60,417
  Gain on sale of
  equipment             630,958          58,916        149,837
   Total revenues     1,742,614       1,958,168      2,224,620
Costs and expenses:
  Depreciation          816,236       1,101,087      1,064,341
  Interest               47,414          92,067         67,724
  Storage and
  refurbishment           3,886           3,000          8,400
  Management fees        55,297          94,100        100,718
  General and
  administrative         66,771          70,145         78,016
   Total expenses       989,604       1,360,399      1,319,199

  Net income        $   753,010     $   597,769    $   905,421

Net income allocation:
 General Partner     $  154,739     $    23,382    $     9,054
 Limited Partners       598,271         574,387        896,367

                     $  753,010     $   597,769    $   905,421

Net income per Limited
Partnership Unit     $     7.59     $      7.29    $     11.38

Number of Limited
Partnership Units
 Outstanding             78,785          78,785         78,785

        See accompanying notes to financial statements.

            CSA INCOME FUND LIMITED PARTNERSHIP II

              Statements of Cash Flows for the
           years ended December 31, 1997, 1996 and 1995

                            1997           1996             1995
Cash flows from operations:
Cash received from rental
   of equipment          $ 1,175,978   $ 2,004,959     $ 1,871,777
Cash paid for operating
 and management expenses    (146,938)     (178,466)       (280,280)
 Interest paid               (47,414)      (92,067)        (67,724)
 Interest received             5,703        17,249          60,417

Net cash from operations     987,329     1,751,675       1,584,190

Cash flows from investments:
 Purchase of equipment             -    (1,409,642)     (1,006,788)
 Sale of equipment         1,628,942       257,313       1,217,771

  Net cash from (used for)
  investments              1,628,942    (1,152,329)        210,983

Cash flows from financing:
 Proceeds from
 notes payable                     -     1,111,573         601,411
 Repayment of
 notes payable            (1,126,931)     (781,111)       (771,207)
 Payment of cash
 distributions            (2,046,260)   (1,394,254)     (1,394,256)

Net cash used for
financing                 (3,173,191)   (1,063,792)     (1,564,052)

Net change in cash and
  cash equivalents          (556,920)     (464,446)        231,121
Cash and cash equivalents
  at beginning of year       556,920     1,021,366         790,245

Cash and cash equivalents
  at end of year         $         0   $   556,920     $ 1,021,366

           See accompanying notes to financial statements.

              CSA INCOME FUND LIMITED PARTNERSHIP II

           Statement of Changes in Partners' Capital (Deficit)

            for the years ended December 31, 1997, 1996 and 1995


                            Limited     General
                            Partners    Partner        Total
Balance at
December 31, 1994      $ 2,727,405 $  (148,835)   $ 2,578,570

Net income                 896,367       9,054        905,421

Cash distributions      (1,380,313)    (13,943)    (1,394,256)

Balance at
December 31, 1995        2,243,459    (153,724)     2,089,735

Net income                 574,387      23,382        597,769

Cash distributions      (1,380,313)    (13,941)    (1,394,254)

Balance at
December 31, 1996        1,437,533    (144,283)     1,293,250


Net income                 598,271     154,739        753,010

Cash distributions      (2,035,804)    (10,456)    (2,046,260)

Balance at
December 31, 1997      $         0  $        0     $        0


            See accompanying notes to financial statements.

                  CSA INCOME FUND LIMITED PARTNERSHIP II
                     Notes to Financial Statements

(1) Organization

The Partnership was formed under the Massachusetts Uniform Limited Partnership Act on September 17, 1986, with an initial investment of $1,000, to invest primarily in equipment to be leased to third parties. On June 26, 1987, the Partnership commenced operations, admitting 397 Limited Partners who purchased 12,398 partnership units, contributing $3,098,860 in capital. Subsequent to the initial closing, the Partnership admitted an additional 469 Limited Partners whose capital contribution totalled $5,404,800, representing 21,634 partnership units during 1987 and an additional 1,007 Limited Partners whose capital contributions totalled $11,185,910 representing 44,753 partnership units during 1988. The Partnership terminated its offering period on June 30, 1988.

During 1997, the General Partner completed the wind-up of the Partnership. All remaining leases and equipment were sold and a final distribution was paid to all Limited Partners on December 31, 1997.

Distributable cash from operations, sales or refinancings and profits or losses for federal income tax purposes were allocated 99% to the Limited Partners and 1% to the General Partner until Payout occurred, and thereafter, 85% and 15% respectively. As provided by the Partnership Agreement, pursuant to Section 8.3 (c), accounting profits from the sale of equipment that results in the dissolution of the Partnership, were allocated to each partner first in the amount equal to the negative balance in the Capital Account of such partner. In connection with the wind up of the Partnership, certain gains on the disposition of partnership assets were allocated during the fourth quarter of 1996 and the year 1997 to the General Partner to reduce its Capital Account negative balance.

In accordance with the Partnership Agreement, the Partnership was liable to the General Partner (or its affiliates) for management fees and reimbursable operating expenses calculated in amounts not to exceed 5% and 2%, respectively, of gross rental revenues. As of December 31, 1997, all such liabilities had been paid by the Partnership.

                  CSA INCOME FUND LIMITED PARTNERSHIP II
                     Notes to Financial Statements

(2) Significant Accounting Policies

The Partnership records were maintained on the accrual basis of accounting.The Partnership accounted for equipment leases as operating leases; therefore, rental income was reported when earned and the cost of the equipment was depreciated on a straight-line basis over the shorter of the initial term of the lease or five years, to estimated realizable value at the end of such period. On a periodic basis, the artnership conducted a review of the net book values of its equipment as compared to the estimated net realizable values for such equipment. The Partnership recorded additional charges to depreciation expense when netbook values exceeded estimated net realizable values. Based on this analysis, the Partnership recorded no additional charges to depreciation expense in 1995, 1996 or 1997.

No provision for income taxes was made as the liability for such taxes was that of the partners rather than the Partnership. The Partnership's federal tax return is prepared solely to arrive at the Partner's individual taxable income or loss as reported on form K-1. The Partnership's book income exceeded federal taxable income by approximately $268,660 for 1997.Partnership federal taxable income exceeded book income by approximately $40,000 for 1996. The Partnership's book income exceeded federal taxable income by approximately $271,000 for 1995. The differences were primarily due to differences in the depreciation methods for book and income tax purposes.

The Partnership considered short-term investments with original maturities of three months or less to be cash equivalents.

The preparation of financial statements in conformity with generally accepted accounting principles required the General Partner to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting year. Actual results could differ from those estimates.

(3)	Rental Equipment

The Partnership purchased no equipment during 1997. The Partnership had purchased equipment in prior years subject to existing leases either directly from CSA Financial Corp. or the manufacturer. The purchase price to the Partnership was equal to the lessor of fair market value or cost as adjusted, if necessary, for rents received and carrying costs,plus an acquisition fee of 4% of cost.

               CSA INCOME FUND LIMITED PARTNERSHIP II
                   Notes to Financial Statements



(4) Leases

Four lessees provided approximately 83% (32%, 21%, 18% and 12%, respectively) of the Partnership's rental income in 1997 as compared with four lessees providing 60% (22%, 16%, 12% and 10%, respectively) and two lessees providing approximately 28% (14% and 14%, espectively) in 1996 and 1995, respectively.


(5) Notes Payable

Notes payable consisted of notes due in monthly installments, with interest rates that ranged from 7.00% to 9.11% per annum. Such notes were all paid in full as part of the dissolution of the Partnership.

(6) Limited Recourse Notes Payable

The Limited recourse notes payable of $78,049, which matured in 1997, consisted of notes due with interest (9.2% to 10.3%) at maturity which coincided with the expiration of the initial lease term of the related equipment.


(7) Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximated its fair value due to their short maturity.

Notes Payable

The fair value of the Partnership's notes payable was based on the market price for the same or similar debt issues or on the current rates offered to the Partnership for debt with the same remaining maturity. The carrying amount of notes payable approximated fair value.

Limited Recourse Notes Payable

The carrying amount of the limited recourse notes payable approximated its fair value due to their short maturities.

                CSA INCOME FUND LIMITED PARTNERSHIP II
                   Notes to Financial Statements


(8) Related Party Transactions

Fees and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years 1997, 1996 and 1995 were as follows:

                                       1997        1996          1995
Equipment acquisition fees  $             - $     54,217    $   36,542
Management fees                      55,297       94,100       100,718
Reimbursable operating expenses      22,119       37,640        40,287
Storage and Refurbishment fees        3,886        3,000         8,400
Total                        $       81,302  $   188,957    $  185,947


(9) Net Cash Provided from Operations

The reconciliation of net income to net cash from operations for the years 1997, 1996 and 1995 is as follows:

                                1997             1996          1995
Net income                 $  753,010      $    597,769    $  905,421
Depreciation                  816,236         1,101,087     1,064,341
Gain on sale
   of equipment              (630,958)          (58,916)     (149,837)
(Increase) decrease
  in receivables               69,648           124,590       (93,630)
Other                           3,579                 -             -
    Decrease in payables
  and deferred income         (24,186)          (12,855)     (142,105)
Net cash from operations     $987,329       $ 1,751,675    $1,584,190

In addition, there were noncash financing transactions that reduced Limited recourse notes payable by $78,049 during 1997.

                                 PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 10.  Directors and Executive Officers of the Registrant

The Partnership had no directors or officers. All management functions were performed by CSA Income Funds, Inc., the corporate
General Partner. The current directors and officers of the corporate General Partner are:

      Name            Age        Title(s)            Elected
J. Frank Keohane      61   Director & President     04/01/88
Richard P. Timmons    43   Controller               03/01/95
Trevor A. Keohane     31   Director                 05/28/93

Term of Office:  Until a successor is elected.


Item 11.  Executive Compensation

(a), (b), (c), (d) and (e): The Officers and Directors of the General Partner received no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership did not pay and does not propose to pay any options, warrants or rights to the Officers and Directors of the General Partner. There exists no remuneration plan or arrangement with any Officer or Director of the General Partner resulting from resignation, retirement or any other termination. See
Note 8 of the Notes to Financial Statements included in Item 8 of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


By virtue of its organization as a limited partnership, the Partnership had outstanding no securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Agreement of Limited Partnership (subject to Section 13.3), a majority in interest of the Limited Partners had voting rights with respect to:


    1.  Amendment of the Limited Partnership Agreement.

    2.  Termination of the Partnership.

    3.  Removal of the General Partner.

    4. Approval or disapproval of the sale of substantially all the assets of the Partnership, if such sale occured prior to June 30, 1995.

No person or group was known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership Units as of December 31, 1997.

Item 13.  Certain Relationships and Related Transactions

The General Partner is affiliated with the General Partner for CSA Income Fund Limited Partnership III and CSA Income Fund IV Limited Partnership and may act in that capacity for other income fund limited partnerships in the future.



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


                                                  Page Number or
Exhibit                                           Incorporated by
Number                 Description                   Reference
 4.1  Agreement of Limited Partnership                    *

 4.2 Subscription Agreement                               **

 4.3 Certificate of Limited Partnership and               ***
     Agreement of Limited Partnership dated
     September 17, 1986

 4.4 First Amended and Restated Certificate               ***
     of Limited Partnership and Agreement
     of Limited Partnership dated January 9,1987

 4.5 Second Amended and Restated Certificate              ****
     of Limited Partnership and Agreement of
     Limited Partnership dated March 10, 1987

 10. Material Contracts                                   ***

 10.1  Escrow Agreement                                   ****

 27.1  Financial Data Schedule


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

(b) Reports on Form 8-K: There were no reports filed during the fourth quarter of 1997.

                           Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly \authorized.


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

    By its General Partner,
    CSA Income Funds, Inc.


Date:
                                /s/ J. Frank Keohane
                                    President & Director
                                    Principal Executive Officer



Date:
                                /s/ Christopher R. Guiod
                                    Senior Vice President
                                    Finance and Administration




Date:
                                /s/ Richard P. Timmons
                                    Controller
                                    Principal Accounting and
                                    Finance officer